Form 10QSB
period 1995-03-31
BANYAN MORTGAGE INVESTORS L P
filed 1995-05-19
CIK 757245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                 Form 10-QSB



  [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1995


  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to       .


                           Commission file number 0-13736


                        BANYAN MORTGAGE INVESTORS L.P.
      (Exact name of small business issuer as specified in its charter)


             Delaware                                       36-3311607
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                          c/o KPMG Peat Marwick LLP,
                One Boston Place, Boston, Massachusetts  02108
                   (Address of principal executive offices)


                               (617) 338-2925
                         (Issuer's telephone number)

  Check whether the  issuer (1) filed all  reports required to be  filed by
  Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
  the past 90 days.  Yes  X .  No    .


  Depositary units outstanding as of May 5, 1995:  7,627,440


  Transitional Small Business Disclosure Format: Yes    . No  X .





                        PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                        Banyan Mortgage Investors L.P.
                           (A Limited Partnership)
                         Consolidated Balance Sheets
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)


                                               1995           1994
   ASSETS
   Cash and Cash Equivalents                $  1,803,601   $  1,683,162
   Interest Receivable on Cash and Cash            3,699          9,196
   Equivalents
   Investment in Liquidating Trust                     1              1
   Distribution Receivable from                      ---         75,227
   Liquidating Trust
   Prepaid Insurance                              33,057         68,392
   State Income Tax Refund Receivable                ---         46,711
                                            ------------   ------------

   Total Assets                             $  1,840,358   $  1,882,689
                                            ============   ============

   LIABILITIES AND PARTNERS' CAPITAL

   Liabilities
   Accounts Payable and Accrued Expenses    $    302,383   $    225,296
                                            ------------   ------------

   Total Liabilities                             302,383        225,296
                                            ------------   ------------

   Commitments and Contingencies                     ---            ---

   Partners' Capital
   Partners' Capital (7,628,539
   Depositary Units Issued)                    1,538,145      1,657,563
   Treasury Units, at Cost, for 1,099
   Depositary Units                                (170)          (170)
                                            ------------   ------------
   Total Partners' Capital                     1,537,975      1,657,393
                                            ------------   ------------

   Total Liabilities and Partners'
   Capital                                  $  1,840,358   $  1,882,689
                                            ============   ============


  The  accompanying  notes  are  an  integral  part  of   the  consolidated
  financial statements.






   Book Value Per Unit (7,627,440
   Depositary Units Outstanding)            $      0.202   $      0.217
                                            ============   ============

















































  The  accompanying  notes  are  an  integral  part  of   the  consolidated
  financial statements.

                        Banyan Mortgage Investors L.P.
                           (A Limited Partnership)
                Consolidated Statements of Income and Expenses
              for the Three Months Ended March 31, 1995 and 1994
                                 (Unaudited)

                                                          1995           1994
     INCOME
     Interest Income                                   $     14,824   $     4,845

     EXPENSES
     Expenses From Lending Activities:
       (Recovery of) Provision for Losses on
        Loans, Notes and Interest Receivable              (102,420)          ---

     Other Expenses:
       Unitholder Expenses                                   21,876        59,798
       Directors' Fees, Expenses and
       Insurance                                             42,836        61,484
       Other Professional Fees                               83,928        17,923
       General and Administrative                            42,974        52,975
       Provision for Arbitration and
       Litigation With Related Parties                       45,048           ---
                                                        -----------   ------------
       Total Other Expenses                                 236,662       192,180


     (Recovery of) Class Action Settlement
      Costs and Expenses                                        ---       (69,602)
                                                        -----------   ------------

     Total Expenses                                         134,242       122,578
                                                        -----------   ------------

     Income (Loss) Before Gain on Disposition of
     Real Estate                                          (119,418)      (117,733)

     Gain on Disposition of Real Estate                        ---         43,752
                                                        -----------   ------------

     Net Income (Loss)                                  $ (119,418)    $  (73,981)
                                                        ===========    ===========

     Net Income (Loss) Allocated to General Partner
     (1%)                                               $   (1,194)    $     (740)
                                                        ===========    ===========




  The  accompanying  notes  are  an  integral  part  of   the  consolidated
  financial statements.






     Net Income (Loss) Allocated to Unitholders
     (99%)                                              $ (118,224)    $  (73,241)
                                                        ===========    ===========

     Net Income (Loss) Per Unit (Weighted Average
     Number of Depositary Units Outstanding             $   (0.016)    $   (0.010)
     7,627,440)                                         ===========    ===========













































  The  accompanying  notes  are  an  integral  part  of   the  consolidated
  financial statements.

                        Banyan Mortgage Investors L.P.
                           (A Limited Partnership)
                 Consolidated Statements of Partners' Capital
                  for the Three Months Ended March 31, 1995
                                 (Unaudited)

                               General                 Treasury
                                Partner   Unitholders    Units      Total


   Partners' Capital
   (Deficit),                $ (299,711)  $1,957,274   $  (170) $1,657,393
   December 31, 1994

   Net Income (Loss)
                                 (1,194)    (118,224)       ---   (119,418)
                             -----------  -----------  -------- -----------


   Partners' Capital
   (Deficit),
   March 31, 1995            $ (300,905)  $ 1,839,050  $  (170) $ 1,537,975
                             ===========   ==========  ======== ==========


























  The  accompanying  notes  are  an  integral  part  of   the  consolidated
  financial statements.


                        Banyan Mortgage Investors L.P.
                           (A Limited Partnership)
                    Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 1995 and 1994
                                 (Unaudited)


                                                        1995            1994
   CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME (LOSS)                               $    (119,418)   $    (73,981)
   Adjustment to Reconcile Net Income (Loss) to
   Net Cash Used In Operating Activities:
   Gain on Disposition of Real Estate                         ---        (43,752)
   Provision for Arbitration and
   Litigation With Related Parties                         45,048           ---
   Net Change In:
     Interest Receivable on Cash and Cash
     Equivalents                                            5,497         (2,325)
     Distribution Receivable from
     Liquidating Trust                                     75,227           ---
     Notes Receivable                                         ---        (18,609)
     Prepaid Insurance                                     35,335         15,187
     State Income Tax Refund Receivable                    46,711           ---
     Other Assets                                             ---        (16,040)
     Accounts Payable and Accrued Expenses                 32,039         (1,873)
                                                     ------------   -------------

   Net Cash From Operating Activities                     120,439       (141,393)

   CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

   Proceeds from Sale of Real Estate                          ---        342,037
                                                     ------------   -------------

   Net Cash Provided By Investing Activities                  ---        342,037

   Net Increase (Decrease) in Cash and Cash
   Equivalents                                            120,439        200,644

   Cash and Cash Equivalents at Beginning of
   Period                                               1,683,162        746,009
                                                    -------------  --------------

   Cash and Cash Equivalents at End of Period       $   1,803,601  $     946,653
                                                    =============  ==============


  The  accompanying  notes  are  an  integral  part  of   the  consolidated
  financial statements.

                        Banyan Mortgage Investors L.P.
                           (A Limited Partnership)
                  Notes to Consolidated Financial Statements
                                March 31, 1995
                                 (Unaudited)

  1.   Basis of Presentation

       Readers of this quarterly report should refer to the audited consolidated financial statements for Banyan Mortgage Investors L.P. (the "Partnership") for the year ended December 31, 1994 which are included in the Partnership s 1994 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report. These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

            On August 19, 1992, the Partnership announced that the Board of Directors of its general partner instructed management to begin the process of liquidating the Partnership. The Board of Directors of the Partnership is expected to adopt a formal plan of liquidation. The Board does not contemplate the making of any distribution, liquidating or otherwise, until a formal plan of liquidation is adopted. Management is uncertain as to the proceeds that the Partnership may ultimately realize from its investment in a liquidating trust. The Partnership cannot be liquidated until that investment is sold or otherwise disposed of. The Partnership continues to carry its assets and liabilities at historical cost and believes that the carrying values of the Partnership s assets and liabilities would not differ materially if the financial statements were presented under a liquidation basis of accounting.

  2.   Summary of Significant Accounting Policies

  A.   Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries which held title to the Partnership's properties. All intercompany balances and transactions have been eliminated in consolidation.

  B.   Cash and Cash Equivalents

       Cash and cash equivalents represent cash held on deposit with financial institutions in demand and money market accounts, as well as obligations of the U.S. Government and its agencies that have maturities of three months or less at the date of purchase. The Partnership records cash and cash equivalents at amortized cost which approximates market.

                        Banyan Mortgage Investors L.P.
                           (A Limited Partnership)
            Notes to Consolidated Financial Statements (Continued)
                                March 31, 1995
                                 (Unaudited)



  C.   Investment in Liquidating Trust

       In connection with the fifth amendment to the Creditor Repayment Agreement, the Partnership received an interest in a liquidating trust that was established for the benefit of unsecured creditors of VMS Realty Partners. The trust holds cash as well as secured and unsecured, notes and mortgages to individuals, entities, or real estate properties, most of which are subordinated to those of senior lenders. The Partnership records its investment in this liquidating trust at its pro rata portion of the cash assets available for distribution in the trust. Despite the fact that the Partnership believes that the notes and mortgages remaining in the trust may have value, they are not accorded any carrying value due to the uncertainties regarding the timing and amount of any potential recovery. At March 31, 1995 and December 31, 1994, that pro rata portion amounted to $1.

       The Partnership records its portion of all receipts from this trust as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable, when distributions are declared by the trust. The trust declared such a distribution on December 29, 1994 in the amount of $75,227 which was recorded as a receivable at December 31, 1994. During the three months ended March 31, 1995, the trust declared, and the Partnership received, $102,420 in additional distributions from the trust.

  D.   Income Taxes

       No provision or credit for Federal income taxes has been recorded in the Partnership's financial statements because the results of its operations are included in the income tax returns of the partners.

  E.   Book Value and Net Income (Loss) Per Unit

  The Book Value per Unit is calculated by dividing Total Partners Capital by the number of Depositary Units outstanding at the end of the respective years. Net Income (Loss) per Unit is computed by dividing Net Income (Loss) by the weighted average number of units outstanding during the year.

  3.   Disposition of Real Estate

       During the three months ended March 31, 1994, the Partnership recorded a net gain of $43,752 in connection with its disposition of the Pebblecreek and Evanston Lock-Up properties.

  4.   Transactions With Affiliate

                        Banyan Mortgage Investors L.P.
                           (A Limited Partnership)
            Notes to Consolidated Financial Statements (Continued)
                                March 31, 1995
                                 (Unaudited)



       Administrative costs, primarily salaries and general and administrative expenses, were reimbursed by the Partnership to Banyan
  Management Corporation ("BMC") prior to the decision of Banyan Management Investors, Inc., the General Partner of the Partnership, to terminate the Partnership s contractual relationship with BMC on October 27, 1994. Pursuant to the former administrative agreement between BMC and the Partnership (the "BMC Services Agreement"), from January 1, 1993, through October 27, 1994, these costs were charged to each Banyan Fund based upon the actual number of hours spent by BMC personnel on matters related to that Fund. The Partnership's costs during the three months ended March 31, 1994 were $31,598.

  5.   Recovery of Class Action Settlement Costs and Expenses

       On January  25,  1994,  the  Partnership received  net  proceeds  of
  $69,602 relating to a recovery of payments previously made into an escrow established as part of the class action settlement of the litigation captioned In re VMS Securities Litigation. The escrow was established to provide the officers and directors of the Partnership s general partner with monies to fund the cost of any litigation in which they may be named as defendants post settlement of the class action. Subsequently, the directors released the proceeds from the escrow and the Partnership purchased an insurance policy to cover the officers and directors.

  6.   Arbitration and Litigation with Related Parties

       On September 12, 1994, the Board of Directors (the "Board") of the general partner voted unanimously to terminate the employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine s employment as President of the general partner. The Board also elected Mr. Philip
  H. Brady, Jr., one of its members, to serve as Acting President and Acting Chief Financial Officer of the general partner. On September 16, 1994, the Board received notice that other officers of the general partner, including the Senior Vice President of Finance and
  Administration, the First Vice President, and the Vice President and General Counsel, had resigned effective September 12, 1994.

       Levine Arbitration

       On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding against the Partnership before the American Arbitration Association. Mr. Levine claimed that he was entitled to an award of $107,359, plus interest and attorneys fees on account of the termination of his employment by the Partnership. The Partnership contested Mr. Levine's claims and, in addition, asserted certain claims

                        Banyan Mortgage Investors L.P.
                           (A Limited Partnership)
            Notes to Consolidated Financial Statements (Continued)
                                March 31, 1995
                                 (Unaudited)



  against Mr. Levine in the BMC Lawsuit described below. The General Partner has taken the position that an agreement has been reached to settle the Levine Arbitration, but a settlement agreement memorializing that agreement has not been executed because the parties have disagreed as to certain additional terms that are outside the scope of the arbitration. Accordingly, the General Partner is unable to predict the ultimate outcome of the Levine Arbitration at this time. In the three months ended March 31, 1995, the Partnership recorded a provision for arbitration and litigation with related parties in the amount of $37,500 in connection with the Levine Arbitration. As of March 31, 1995, the Partnership has established a reserve in the aggregate amount of $67,500 for the Levine Arbitration, which reserve is included in accounts payable and accrued expenses.

       BMC Lawsuit

       On October 27, 1994, the Board determined that BMC had breached certain of its obligations to the Partnership pursuant to the BMC Services Agreement and resolved, unanimously, to terminate the BMC Services Agreement. In a simultaneous action, the Board resolved to engage KPMG Peat Marwick LLP to provide certain administrative and other services formerly provided by BMC. Subsequently, the Partnership made various demands upon BMC for return of the Partnership s books and records. On November 9, 1994, when these demands proved unsuccessful, the Partnership and Banyan Mortgage Investors L.P. II commenced litigation against BMC and Mr. Levine, who continues to serve as President of BMC. In its lawsuit against BMC and Mr. Levine, the Partnership sought to recover possession of its funds, books and records which were under BMC s and Mr. Levine s control. The Partnership also sought to recover money damages and other relief. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

       BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $65,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of
  BMC's  counterclaim  and  asserted  certain  additional  defenses.    The

                        Banyan Mortgage Investors L.P.
                           (A Limited Partnership)
            Notes to Consolidated Financial Statements (Continued)
                                March 31, 1995
                                 (Unaudited)



  General Partner has conducted settlement negotiations in the BMC Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,548 in connection with the BMC Lawsuit. As of March 31, 1995, the Partnership has established a reserve in the aggregate amount of $7,548 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses.

  Item 2.   Management's Discussion and Analysis

  General

       Banyan Mortgage Investors L.P. (the "Partnership") is a Delaware limited partnership that was organized on November 2, 1984. The sole general partner of the Partnership is Banyan Mortgage Investors, Inc., an Illinois corporation organized in 1984 (the "General Partner"). The Partnership was originally established to make various types of real estate investments through wraparound, first and junior mortgage loans principally to VMS Realty Partners and entities affiliated with it (collectively, "VMS"). Mortgage loans made by the Partnership were for initial terms of three, five or seven years, and were prepayable at any time without prepayment penalty. In February 1990, the Partnership, in response to VMS's decision to cease making payments on their mortgage loans due to their liquidity problems, defaulted on such payments and suspended all relationships between the Partnership and VMS. The Partnership has been materially adversely affected by VMS's defaults. As a result, the Partnership ceased making new loans and suspended distributions to unitholders in 1990.

       On August 19, 1992, the Partnership announced that the General Partner had instructed management to begin the process of liquidating the Partnership. The General Partner also instructed management to investigate the establishment of appropriate reserves to provide for the settlement of all remaining obligations of the Partnership during its liquidation. The General Partner believes that an orderly liquidation remains in the best interest of the Partnership and its unitholders, given the small size and minimal appreciation potential of remaining non-cash assets, the lack of operating cash flow, and operating costs required to maintain the Partnership. Upon disposition of the Partnership's remaining non-cash assets and resolution of pending legal proceedings, the General Partner intends to complete the liquidation of the Partnership as promptly as practicable and to distribute the remaining cash assets, net of any reserves, to the unitholders. The General Partner does not contemplate the making of any distribution, liquidating or otherwise, until the remaining non-cash assets have been disposed of.

       On  September   12,  1994,  the   General  Partner  terminated   the
  employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine's employment as President of the General Partner. The General Partner also appointed one of its independent Directors, Mr. Philip H. Brady, Jr., to serve as the Acting President and Acting Chief Financial Officer of the General Partner. On September 16, 1994, the General Partner received notice that William M. Karnes, Senior Vice President, Finance and Administration, Neil D. Hansen, First Vice President, and Robert G. Higgins, Vice President and General Counsel, resigned, effective September 12, 1994, as officers of the General Partner. On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding (the "Levine Arbitration") against the Partnership in respect of the termination of his employment. See Results of Operations under this
  Part I, Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Note 6 of Notes to Consolidated Financial

  Statements for additional descriptions of the Levine Arbitration and related matters.

       Certain administrative and accounting services have been provided to the Partnership by KPMG Peat Marwick LLP since October 27, 1994. Prior to that date, certain administrative and accounting services were provided to the Partnership by BMC pursuant to the Administrative Services Agreement, dated February 27, 1994 (the "BMC Services Agreement"), between the Partnership and BMC. On October 27, 1994, the Partnership terminated the BMC Services Agreement. BMC and Mr. Levine were named as defendants in a lawsuit brought by the Partnership and Banyan Mortgage Investors L.P. II (the "BMC Lawsuit") as a result of certain actions by BMC and Mr. Levine relating to the termination by the Partnership of the BMC Services Agreement and certain other matters. See Results of Operations under this Part I, Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

       In December 1994, the Partnership sold its interest in the Pebblecreek property. The Pebblecreek property was an unimproved site approximately 20 miles northwest of downtown Detroit, Michigan. In July 1993, the Partnership sold its interest in the Evanston Lock-Up property. See Note 3 of Notes to Consolidated Financial Statements for further information with respect to the sales of the Pebblecreek property and the Evanston Lock-Up property. The Partnership has no remaining mortgage loans or real properties.

  Liquidity and Capital Resources

       Cash and cash equivalents consist of cash and short-term investments. The Partnership's cash and cash equivalents balance at March 31, 1995 and December 31, 1994 was $1,803,601 and $1,683,162,
  respectively. This increase in cash and cash equivalents is due primarily to cash distributions received in January and February 1995 from Partners Liquidating Trust, in which the Partnership has a 1.32% beneficial interest. See Other Information under this Part I, Item 2, Management's Discussion and Analysis, for further details. The Partnership also earned interest income on its cash and cash equivalents. The increase in cash and cash equivalents is offset in part by the payment of the Partnership's operating expenses, including litigation expenses incurred in connection with legal proceedings affecting the Partnership in the first quarter of 1995. See Part II,
  Item 1, Legal Proceedings, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters.

       The  Partnership's future  source  of liquidity  is  expected to  be generated through interest earned on short-term investments in investment-grade securities, the possible receipt of cash distributions from its beneficial interest in Partners Liquidating Trust and, to a lesser extent, cash proceeds, if any, from the sale or other disposition of the Partnership's beneficial interest in Partners Liquidating Trust. It is anticipated that this cash generated may be less than the
  Partnership's operating expenses during the remaining period of liquidation. A portion of the Partnership's cash will be used to meet any shortfall. The General Partner believes that the Partnership's cash and cash equivalents, together with interest earned on short-term investments, will be sufficient to meet the Partnership's reasonably anticipated cash needs for the foreseeable future.

       As of March 31, 1995, the General Partner has a deficit capital balance in the Partnership of $300,905. It is currently anticipated that the Partnership will be unable to recover this deficit upon liquidation due to the financial limitations of the General Partner. The Partnership has no obligation to cover this deficit on behalf of the General Partner.

       On March 31, 1992, the Partnership and other creditors of VMS and certain other parties executed the Creditor Repayment Agreement with various VMS entities. The Creditor Repayment Agreement, as amended by four subsequent amendments thereto, provided for the attempted sale by various VMS entities of their assets in an orderly manner and the disposition of the proceeds of such sales to the Partnership and such other creditors. On November 18, 1993, the Partnership, such other creditors and parties and various VMS entities executed the fifth amendment to the Creditor Repayment Agreement and the Partnership received a distribution of cash equal to $176,041. The Partnership also received a 1.32% beneficial interest in Partners Liquidating Trust, which holds additional cash and other assets. In December 1994, the Partnership accrued $75,227 in distributions from Partners Liquidating Trust. Such amount has been recorded by the Partnership in 1994 as a recovery of losses on loans, notes and interest receivable, and the distribution thereof was received in January 1995. Since December 31, 1994, the Partnership has accrued $102,420 in distributions from Partners Liquidating Trust, which amounts were received in February 1995. In order to complete the liquidation of the Partnership, the General Partner is exploring means of selling or otherwise disposing of the Partnership's beneficial interest in this trust.

       At the end of the first quarter of 1995, the Partnership valued its interest in Partners Liquidating Trust at $1, which reflects its pro rata share of cash assets of the trust available for distribution. The Partnership believes that the remaining assets in Partners Liquidating Trust may have some value. However, those assets are not accorded any carrying value due to the substantial uncertainties regarding the timing and amount of potential recoveries. See Other Information under this
  Part I, Item 2, Management's Discussion and Analysis, and Note 2 of Notes to Consolidated Financial Statements for additional descriptions of the Partnership's interest in Partners Liquidating Trust.

       The Partnership's ultimate return of cash to its unitholders is dependent upon, among other things: (i) the disposition of the remaining non-cash assets of the Partnership and collection of sale proceeds, if any, therefrom; (ii) the possible receipt of cash distributions from Partners Liquidating Trust resulting from recoveries on remaining assets of the trust; and (iii) the Partnership's ability to control its operating and liquidating expenses.

  Results of Operations

       Total income for the three months ended March 31, 1995 increased to $14,824 from $4,845 for the three months ended March 31, 1995. This increase in total income was due primarily to an increase in the amount of cash and cash equivalents held for investment by the Partnership and to the increase in interest rates available on such investments.

       Total expenses for the three months ended March 31, 1995 increased to $134,242 from $122,578 for the three months ended March 31, 1994. The increase in total expenses for the first quarter of 1995 when compared to the first quarter of 1994 was due principally to costs of litigation incurred by the Partnership in connection with the Levine Arbitration and the BMC Lawsuit. These costs were partially offset by a recovery of losses on loans, notes and interest receivable. During the quarter ended March 31, 1995, the Partnership recorded a $102,420 recovery of losses on loans, notes and interest receivable as a result of the $102,420 cash distributions to the Partnership from Partners Liquidating Trust accrued and received in February 1995. There was no similar recovery during the quarter ended March 31, 1994. The Partnership recovered in January 1994 certain expenses in the amount of $69,602 previously paid into escrow in connection with the class action settlement of the litigation captioned In re VMS Securities Litigation. There was no similar recovery during the quarter ended March 31, 1995.

       Other expenses increased by $44,482 for the first quarter of 1995 from the first quarter of 1994. This increase was due primarily to the increases in other professional fees to $83,928 for the first quarter of 1995 from $17,923 for the first quarter of 1994, and the recording of provisions aggregating $45,048 for arbitration and litigation with related parties relating to the Levine Arbitration and the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters. These increases were partially offset by decreases in unitholder expenses, directors' fees, expenses and insurance, and general and administrative expenses. Unitholder expenses declined in the amount of $37,922. Directors' fees, expenses and insurance declined in the amount of $18,648. General and administrative expenses declined in the amount of $10,001. Unitholder expenses decreased reflecting continuing efforts by the General Partner to control such expenses and the shifting of some costs associated with unitholder services from BMC to outside professional firms. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. The decrease in general and administrative expenses to $42,974 in the first quarter of 1995 from $52,975 in the first quarter of 1994 reflects continued efforts by the General Partner to control such expenses and the shifting of some general and administrative expenses to outside professional firms.

       During the three months ended March 31, 1994, the Partnership recorded a net gain of $43,752 in connection with the dispositions of the Pebblecreek property and the Evanston Lock-Up property. See Note 3 of Notes to Consolidated Financial Statements. There was no similar gain recorded during the three months ended March 31, 1995.

       These changes resulted in an increase in the net loss for the three months ended March 31, 1995 to $119,418 ($0.016 per unit) from $73,981
  ($0.010 per unit) for the three months ended March 31, 1994.

  Other Information

       On October 4, 1993, the outstanding capital stock (the "Stock") of the General Partner was transferred to Banyan Mortgage Investors Holding Corp. ("Holding Corp.") pursuant to the terms of the class action settlement entered into by the Partnership on September 25, 1991. Under the terms of the settlement, VMS Realty, Inc., the prior owner of the Stock, agreed to transfer the Stock to an entity designated by the
  Partnership in return for certain releases. Holding Corp. is an Illinois corporation owned solely by Mr. Leonard G. Levine, the former President of the General Partner. Mr. Levine is also the sole director of Holding Corp. and President of BMC. Mr. Levine is currently involved in the Levine Arbitration and BMC and Mr. Levine are currently involved in the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the Levine Arbitration and the BMC Lawsuit. Holding Corp. has transferred the Stock to a ten-year irrevocable voting trust, the trustees of which are the three directors of the General Partner. Pursuant to the terms of the voting trust agreement between Holding Corp. and the trustees of the voting trust, the trustees are required to vote the Stock in the best interest of the unitholders of the Partnership. In conjunction with the transfer of the Stock, the name of the General Partner was changed from VMS Mortgage Investors, Inc. to Banyan Mortgage Investors, Inc.

       On November  18, 1993, the  Partnership and  other parties  executed the fifth amendment to the Creditor Repayment Agreement and the Partnership received a 1.32% beneficial interest in Partners Liquidating Trust. See Note 2 of Notes to Consolidated Financial Statements for additional descriptions of the Partnership's interest in Partners Liquidating Trust.

       Neither the Partnership nor the General Partner controls Partners Liquidating Trust or any of its assets. The trustee of Partners Liquidating Trust is an affiliate of BMC. The trustee is not required to furnish, and has not furnished, financial statements to the Partnership with respect to the trust's financial condition and results of operation for the year ended December 31, 1994. Accordingly, the

  General Partner lacks current information with respect to the financial condition and results of operation of the trust and its underlying assets. The General Partner also lacks current information regarding the value or collectibility of any of the assets of Partners Liquidating Trust. Accordingly, the General Partner is unable to predict with any degree of certainty the timing or proceeds, if any, to Partners
  Liquidating Trust of any disposition of or recovery on any of the remaining assets of the trust. Based upon information furnished to the Partnership on behalf of the trustee of Partners Liquidating Trust, as of March 1, 1995 Partners Liquidating Trust retained approximately 33 different assets, as follows: 16 "employee notes" evidencing indebtedness due from individuals; 10 "assignment notes"; 1 "wrap note"; 1 "advance note"; 1 "promissory note"; an interest in a corporation; an interest in a joint venture; a claim for 75% of the proceeds of a note issued in connection with the settlement of a contract dispute; and a "chose-in-action". In addition, the trust held approximately 24 other "assignment notes" which are believed to have been either discharged or restructured under confirmed plans of reorganization of the parties liable on such notes. On or about December 29, 1994, certain beneficiaries of Partners Liquidating Trust purported to amend and restate the original agreement and declaration of trust dated November 17, 1993 (the "Original Trust Instrument") that established Partners Liquidating Trust, by an amended and restated declaration of trust dated as of December 29, 1994 (the "Amended Trust Instrument"). Certain other beneficiaries, including the Partnership, have taken the position that the purported amendment of Partners Liquidating Trust was ineffective. Accordingly, it is unclear whether the rights and obligations of the trustee and beneficiaries of Partners Liquidating Trust are currently governed by the terms and provisions of the Original Trust Instrument or the Amended Trust Instrument. However, the General Partner does not believe that this dispute will have a material impact on the financial condition or results of operation of the Partnership.

       During the three months ended March 31, 1995, the Partnership received unsolicited proposals from two unrelated third parties seeking to acquire the Partnership or a controlling interest in the Partnership. Neither of those proposals remains active.

       Because of the inability to predict with any degree of certainty the timing or amount of proceeds of any disposition of the Partnership's remaining non-cash assets, the General Partner is unable to estimate the timing or amount of any liquidating distribution to unitholders.

                                   PART II

  Item 1.  Legal Proceedings

  The Levine Arbitration

       On  September   12,  1994,  the   General  Partner  terminated   the
  employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine's employment as President of the General Partner. The General Partner also appointed one of its independent Directors, Mr. Philip H. Brady, Jr., to serve as the Acting President and Acting Chief Financial Officer of the General Partner. On September 16, 1994, the General Partner received notice that William M. Karnes, Senior Vice President, Finance and Administration, Neil D. Hansen, First Vice President, and Robert G. Higgins, Vice President and General Counsel, resigned, effective September 12, 1994, as officers of the General Partner.

       On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding (the "Levine Arbitration") against the Partnership before the American Arbitration Association. Mr. Levine claimed $107,359, plus interest and attorneys' fees, under the Second Amended and Restated Employment Agreement, dated as of December 31, 1992, between Mr. Levine and the Partnership on account of the termination of his employment. The Partnership contested Mr. Levine's claims and, in addition, asserted certain claims against Mr. Levine in the BMC Lawsuit. The General Partner has taken the position that an agreement has been reached to settle the Levine Arbitration, but a settlement agreement memorializing that agreement has not been executed because the parties have disagreed as to certain additional terms that are outside the scope of the arbitration. Accordingly, the General Partner is unable to predict the ultimate outcome of the Levine Arbitration at this time. In the three months ended March 31, 1995, the Partnership recorded a provision for arbitration and litigation with related parties in the amount of $37,500 in connection with the Levine Arbitration. As of March 31, 1995, the Partnership has established a reserve in the aggregate amount of $67,500 for the Levine Arbitration, which reserve is included in accounts payable and accrued expenses. See Part I, Item 2, Management's Discussion and Analysis, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the Levine Arbitration and related matters.

  The BMC Lawsuit

       On October 27, 1994, the General Partner determined that Banyan Management Corporation ("BMC") had breached various of its obligations to the Partnership under the Administrative Services Agreement (the "BMC Services Agreement"), dated as of February 27, 1994, between the Partnership and BMC, and terminated the BMC Services Agreement. In a simultaneous action, the Partnership engaged KPMG Peat Marwick LLP to provide certain administrative and other services formerly provided by BMC. Subsequently, the Partnership made various demands upon BMC for return of the Partnership's books and records.

       When these demands proved unsuccessful, the Partnership together with Banyan Mortgage Investors L.P. II commenced litigation (the "BMC Lawsuit") on November 9, 1994 against BMC and Leonard G. Levine. In the BMC Lawsuit, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought money damages and other relief. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

       BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $65,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of
  BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,548 in connection with the BMC Lawsuit. As of March 31, 1995, the Partnership has established a reserve in the aggregate amount of $7,548 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses. See Part I, Item 2, Management's Discussion and Analysis, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

  Item 6.  Exhibits and Reports on Form 8-K

       (a)  The following exhibit is filed as part of this Report:

       Exhibit 27.1     Financial Data Schedule (EDGAR Filer)

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                  SIGNATURES

       PURSUANT to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

  BANYAN MORTGAGE INVESTORS L.P.

  By:  Banyan Mortgage Investors, Inc.
       its General Partner


  By:  /s/ Philip H. Brady, Jr.                         Date:  May 19, 1995
       Philip H. Brady, Acting President
       and Acting Chief Financial and
       Accounting Officer

                                EXHIBIT INDEX


  Exhibit No.                                            Page No.


  27.1      Financial Data Schedule (EDGAR Filer)           22