Form 10QSB
period 1995-06-30
BANYAN MORTGAGE INVESTORS L P
filed 1995-08-14
CIK 757245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-QSB



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to .


                         Commission file number 0-13736

                         VMLPZ MORTGAGE INVESTORS L.P.
                     (f/k/a BANYAN MORTGAGE INVESTORS L.P.)
       (Exact name of small business issuer as specified in its charter)


           Delaware                                        36-3311607
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                           c/o KPMG Peat Marwick LLP,
                99 High Street, Boston, Massachusetts 02110-2371
                    (Address of principal executive offices)


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


Depositary units outstanding as of August  8, 1995:  7,628,539


Transitional Small Business Disclosure Format: Yes    . No  X .

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Banyan Mortgage Investors L.P.
                            (A Limited Partnership)
                          Consolidated Balance Sheets
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                                  1995             1994
                                             ------------        --------
ASSETS

Cash and Cash Equivalents                   $   1,570,195    $   1,692,358
Investment in Liquidating Trust                      --                  1
Receivable from Investment in Liquidating
Trust                                              15,188           75,227
Prepaid Insurance                                 171,001           68,392
State Income Tax Refund Receivable                   --             46,711
                                            -------------    -------------

Total Assets                                $   1,756,384    $   1,882,689
                                            =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts Payable and Accrued Expenses       $     321,233    $     225,296
                                            -------------    -------------

Total Liabilities                                 321,233          225,296
                                            -------------    -------------

Commitments and Contingencies                        --               --

Partners' Capital
Partners' Capital (7,628,539 Depositary
Units Issued)                                   1,435,321        1,657,563
Treasury Units, at Cost, for 1,099
Depositary Units                                     (170)            (170)
                                            -------------    -------------
Total Partners' Capital                         1,435,151        1,657,393
                                            -------------    -------------

Total Liabilities and Partners' Capital
                                            $   1,756,384    $   1,882,689
                                            =============    =============

Book Value Per Unit (7,627,440 Depositary
Units Outstanding)                          $       0.188    $       0.217
                                             ============      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                         VMLPZ Mortgage Investors L.P.
                            (A Limited Partnership)
                 Consolidated Statements of Income and Expenses
                for the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)


                                                         1995          1994
                                                     ------------    --------
INCOME
Interest Income                                       $  37,928    $  28,077

EXPENSES
Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
   Loans, Notes and Interest Receivable                (117,608)        --

Other Expenses:
  Unitholder Expenses                                    34,477       56,382
  Directors' Fees, Expenses and
  Insurance                                              89,393      112,864
  Other Professional Fees                               128,776       24,240
  General and Administrative                             80,084      125,491
  Settlement Costs of Arbitration and
  Litigation With Related Parties                        45,048         --
                                                      ---------    ---------
  Total Other Expenses                                  377,778      318,977

(Recovery of) Class Action Settlement
 Costs and Expenses                                        --        (69,602)
                                                      ---------    ---------

Total Expenses                                          260,170      249,375
                                                      ---------    ---------

Income (Loss) Before Gain on Disposition of Real
Estate                                                 (222,242)    (221,298)

Gain on Disposition of Real Estate                         --         11,265
                                                      ---------    ---------

Net Income (Loss)                                     $(222,242)   $(210,033)
                                                      =========    =========

Net Income (Loss) Allocated to General Partner (1%)
                                                      $  (2,222)   $  (2,100)
                                                      =========    =========

Net Income (Loss) Allocated to Unitholders (99%)
                                                      $(220,020)   $(207,933)
                                                      =========    =========

Net Income (Loss) Per Unit (Weighted Average Number
of Depositary Units Outstanding 7,627,440)            $  (0.029)   $  (0.028)
                                                      =========    =========



The accompanying notes are an integral part of the consolidated financial statements.
                                       3

                         VMLPZ Mortgage Investors L.P.
                            (A Limited Partnership)
                 Consolidated Statements of Income and Expenses
               for the Three Months Ended June 30, 1995 and 1994
                                  (Unaudited)


                                                         1995          1994
                                                     ------------    --------
INCOME
Interest Income                                       $  23,105    $  23,232


EXPENSES
Expenses From Lending Activities:
  (Recovery of) Provision for Losses on
   Loans, Notes and Interest Receivable                 (15,188)        --

Other Expenses:
  Unitholder Expenses                                    12,600       (3,416)
  Directors' Fees, Expenses and
  Insurance                                              46,557       51,380
  Other Professional Fees                                44,848        6,317
  General and Administrative                             37,110       72,516
  Settlement Costs of Arbitration and
  Litigation With Related Parties                          --           --
                                                       ---------   ---------
  Total Other Expenses                                  141,115      126,797


(Recovery of) Class Action Settlement
 Costs and Expenses                                        --           --
                                                      ---------    ---------

Total Expenses                                          125,927      126,797
                                                      ---------    ---------

Income (Loss) Before Gain on Disposition of Real
Estate                                                 (102,822)    (103,565)

Gain (Loss) on Disposition of Real Estate                  --        (32,487)
                                                      ---------    ---------


Net Income (Loss)                                     $(102,822)   $(136,052)
                                                      =========    =========

Net Income (Loss) Allocated to General Partner (1%)
                                                      $  (1,028)   $  (1,361)
                                                      =========    =========

Net Income (Loss) Allocated to Unitholders (99%)      $(101,794)   $ 134,691)
                                                      =========    =========

Net Income (Loss) Per Unit (Weighted Average Number
of Depositary Units Outstanding 7,627,440)            $  (0.013)   $  (0.018)
                                                     ==========   ==========


     The accompanying notes are an integral part of the consolidated financial statements.
                                       4

                         VMLPZ Mortgage Investors L.P.
                            (A Limited Partnership)
                  Consolidated Statements of Partners' Capital
                     for the Six Months Ended June 30, 1995
                                  (Unaudited)


                      General                      Treasury
                      Partner       Unitholders      Units          Total


Partners' Capital
(Deficit),             (299,711)     1,957,274           (170)     1,657,393
December 31, 1994

Net Income (Loss)
                         (2,222)      (220,020)          --         (222,242)
                    -----------    -----------    -----------    -----------


Partners' Capital
(Deficit),
June 30, 1995       $  (301,933)   $ 1,737,254    $      (170)   $ 1,435,151
                    ===========    ===========    ===========    ===========


     The accompanying notes are an integral part of the consolidated financial statements.
                                       5

                         VMLPZ Mortgage Investors L.P.
                            (A Limited Partnership)
                     Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                           1995         1994
                                                        --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                    $  (222,242)   $  (210,033)
Adjustment to Reconcile Net Income (Loss) to Net
Cash Used In Operating Activities:
Gain on Disposition of Real Estate                          --          (11,265)
Provisions for Settlement Costs of Arbitration and
Litigation With Related Parties                             --             --
Net Change In:
  Interest Receivable on Cash and Cash
  Equivalents                                               --           (1,364)
  Investment in Liquidating Trust                              1           --
  Receivable from Investment in
  Liquidating Trust                                       60,039           --
  Notes Receivable                                          --             --
  Prepaid Insurance                                     (102,609)       (78,622)
  State Income Tax Refund Receivable                      46,711           --
  Other Assets                                              --             (564)
  Accounts Payable and Accrued Expenses                   95,937        (41,242)
                                                    -----------     -----------

Net Cash From Operating Activities                      (122,163)      (343,090)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

Proceeds from Sale of Real Estate                           --           11,265
Proceeds from Sale of Land Contract                         --          348,285
                                                     -----------    -----------

Net Cash Provided By Investing Activities                   --          359,550

Net Increase (Decrease) in Cash and Cash
Equivalents                                             (122,163)        16,460

Cash and Cash Equivalents at Beginning of Period
                                                       1,692,358        746,009
                                                     -----------    -----------

Cash and Cash Equivalents at End of Period           $ 1,570,195    $   762,469
                                                     ===========    ===========





     The accompanying notes are an integral part of the consolidated financial statements.
                                       6

                         VMLPZ Mortgage Investors L.P.
                            (A Limited Partnership)
                   Notes to Consolidated Financial Statements
                                 June 30, 1995
                                  (Unaudited)

1.       Basis of Presentation

         Readers of this quarterly report should refer to the audited consolidated financial statements for VMLPZ Mortgage Investors L.P. (the "Partnership"), formerly known as Banyan Mortgage Investors L.P., for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report as certain footnote disclosures which would substantially duplicate those contained in such audited statements have been omitted from this report. These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

         On August 19, 1992, the Partnership announced that the Board of Directors of its general partner instructed management to begin the process of liquidating the Partnership. The General Partner also instructed management to investigate the establishment of appropriate reserves to provide for the settlement of all remaining obligations of the Partnership during its liquidation. In June 1995, the General Partner substantially completed the orderly liquidation of remaining non-cash assets. The General Partner intends to prepare and implement a plan of liquidation and to distribute the remaining cash assets, net of any reserves for pending legal proceedings and other contingencies, to unitholders prior to December 31, 1995. The Board does not contemplate the making of any distribution, liquidating or otherwise, until a formal plan of liquidation is adopted. The Partnership continues to carry its assets and liabilities at historical cost and believes that the carrying values of the Partnership's assets and liabilities would not differ materially if the financial statements were presented under a liquidation basis of accounting.

2.       Summary of Significant Accounting Policies

A.       Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries which held title to the Partnership's properties. All intercompany balances and transactions have been eliminated in consolidation.

         Certain reclassifications have been made to the previously reported financial statements in order to provide comparability with the current financial statements. These reclassifications have not changed the Partnership's reported results.

                         VMLPZ Mortgage Investors L.P.
                            (A Limited Partnership)
                   Notes to Consolidated Financial Statements
                                 June 30, 1995
                                  (Unaudited)


B.       Cash and Cash Equivalents

         Cash and cash equivalents represent cash held on deposit with financial institutions in demand and money market accounts, as well as obligations of the U.S. Government and its agencies that have maturities of three months or less at the date of purchase. The Partnership records cash and cash equivalents at amortized cost which approximates market.

C.       Investment in Liquidating Trust

         In connection with the fifth amendment to the Creditor Repayment Agreement, the Partnership received an interest in a liquidating trust that was established for the benefit of unsecured creditors of VMS Realty Partners. The trust held cash as well as secured and unsecured, notes and mortgages to individuals, entities, or real estate properties, most of which were subordinated to those of senior lenders. The Partnership recorded its investment in this liquidating trust at its pro rata portion of the cash assets available for distribution in the trust. Notes and mortgages remaining in the trust were not accorded any carrying value due to the uncertainties regarding the timing and amount of any potential recovery. At December 31, 1994, that pro rata portion amounted to $1.

         The Partnership recorded its portion of all receipts from this trust as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable, when distributions were declared by the trust. The trust declared such a distribution on December 29, 1994 in the amount of $75,227 which was recorded as a receivable at December 31, 1994. During the six months ended June 30, 1995, the trust declared, and the Partnership received, $102,420 in additional distributions from the trust.

         On June 28, 1995, the Partnership sold its beneficial interest in the liquidating trust for $15,188. That amount was recorded as a reduction in the Provision for Losses on Mortgage Loans, Notes and Interest Receivable and is reflected as a receivable at June 30, 1995.

D.       Income Taxes

         No provision or credit for Federal income taxes has been recorded in the Partnership's financial statements because the results of its operations are included in the income tax returns of the partners.

                         VMLPZ Mortgage Investors L.P.
                            (A Limited Partnership)
                   Notes to Consolidated Financial Statements
                                 June 30, 1995
                                  (Unaudited)

E.       Book Value and Net Income (Loss) Per Unit

         The Book Value per Unit is calculated by dividing Total Partners' Capital by the number of Depositary Units outstanding at the end of the respective years. Net Income (Loss) per Unit is computed by dividing Net Income
(Loss) by the weighted average number of units outstanding during the year.

3.       Disposition of Real Estate

         During the six months ended June 30, 1994, the Partnership recorded a net gain of $11,265 in connection with its disposition of the Evanston Lock-Up property.

4.       Transactions With Affiliate

     Administrative costs, primarily salaries and general and administrative expenses, were reimbursed by the Partnership to Banyan Management Corporation ("BMC") prior to the decision of VMLPZ Mortgage Investors, Inc., the General Partner of the Partnership (the "General Partner") formerly known as Banyan Mortgage Investors, Inc., to terminate the Partnership's contractual relationship with BMC on October 27, 1994. Pursuant to the former administrative agreement between BMC and the Partnership (the "BMC Services Agreement"), from January 1, 1993, through October 27, 1994, these costs were charged to each Banyan Fund based upon the actual number of hours reportedly spent by BMC personnel on matters related to that Fund. The Partnership's costs during the six months ended June 30, 1994 were $67,703.

5.       Recovery of Class Action Settlement Costs and Expenses

         On January 25, 1994, the Partnership received net proceeds of $69,602 relating to a recovery of payments previously made into an escrow established as part of the class action settlement of the litigation captioned In re VMS Securities Litigation. The escrow was established to provide the officers and directors of the Partnership's general partner with monies to fund the cost of any litigation in which they may be named as defendants post settlement of the class action. Subsequently, the directors released the proceeds from the escrow and the Partnership purchased an insurance policy to cover the officers and directors.

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

                         VMLPZ Mortgage Investors L.P.
                            (A Limited Partnership)
                   Notes to Consolidated Financial Statements
                                 June 30, 1995
                                  (Unaudited)


other officers of the General Partner, including the Senior Vice President of Finance and Administration, the First Vice President, and the Vice President and General Counsel, had resigned effective September 12, 1994.

         Levine Arbitration

         On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding against the Partnership before the American Arbitration Association. Mr. Levine claimed that he was entitled to an award of $107,359, plus interest and attorneys' fees on account of the termination of his employment by the Partnership. The Partnership contested Mr. Levine's claims and, in addition, asserted certain claims against Mr. Levine in the BMC Lawsuit. In May, 1995, the Partnership settled this arbitration proceeding and a consent award was entered providing for a gross severance payment of $67,500 from the Partnership in full settlement of Mr. Levine's claims. That amount had been previously reserved for and was paid during May 1995.

         BMC Lawsuit

         On October 27, 1994, the Board determined that BMC had breached certain of its obligations to the Partnership pursuant to the BMC Services Agreement and resolved, unanimously, to terminate the BMC Services Agreement. In a simultaneous action, the Board resolved to engage KPMG Peat Marwick LLP to provide certain administrative and other services formerly provided by BMC. Subsequently, the Partnership made various demands upon BMC for return of the Partnership's books and records. On November 9, 1994, when these demands proved unsuccessful, the Partnership and VMTGZ Mortgage Investors L.P. II (formerly known as Banyan Mortgage Investors L.P. II) commenced litigation against BMC and Mr. Levine, who continues to serve as President of BMC. In its lawsuit against BMC and Mr. Levine, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought to recover money damages and other relief. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

         BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $65,000 in contract

                         VMLPZ Mortgage Investors L.P.
                            (A Limited Partnership)
                   Notes to Consolidated Financial Statements
                                 June 30, 1995
                                  (Unaudited)


termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,548 in connection with the BMC Lawsuit. At June 30, 1995, the Partnership has established a reserve in the aggregate amount of $7,548 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses.

Item 2.           Management's Discussion and Analysis

General

         VMLPZ Mortgage Investors L.P. (the "Partnership") is a Delaware limited partnership that was organized on November 2, 1984. In June 1995, the Partnership changed its name from Banyan Mortgage Investors L.P. to VMLPZ Mortgage Investors L.P. The sole general partner of the Partnership is VMLPZ Mortgage Investors, Inc., an Illinois corporation organized in 1984 (the "General Partner") and formerly known as Banyan Mortgage Investors, Inc. The Partnership was originally established to make various types of real estate investments through wraparound, first and junior mortgage loans principally to VMS Realty Partners and entities affiliated with it (collectively, "VMS"). Mortgage loans made by the Partnership were for initial terms of three, five or seven years, and were prepayable at any time without prepayment penalty. In February 1990, the Partnership, in response to VMS's decision to cease making payments on their mortgage loans due to their liquidity problems, ceased funding new wraparound, first and junior loans and suspended all relationships between the Partnership and VMS. The Partnership was materially adversely affected by VMS's defaults. As a result, the Partnership ceased making new loans and suspended distributions to unitholders in 1990.

         On August 19, 1992, the Partnership announced that the General Partner had instructed management to begin the process of liquidating the Partnership. The General Partner also instructed management to investigate the establishment of appropriate reserves to provide for the settlement of all remaining obligations of the Partnership during its liquidation. In June 1995, the General Partner substantially completed the orderly liquidation of remaining non-cash assets. The General Partner intends to prepare and implement a plan of liquidation and to distribute the remaining cash assets, net of any reserves for pending legal proceedings and other contingencies, to unitholders prior to December 31, 1995.

         On September 12, 1994, the General Partner terminated the employment by the Partnership of Mr. Leonard G. Levine, including Mr. Levine's employment as President of the General Partner. The General Partner also appointed one of its independent Directors, Mr. Philip H. Brady, Jr., to serve as the Acting President and Acting Chief Financial Officer of the General Partner. On September 16, 1994, the General Partner received notice that William M. Karnes, Senior Vice President, Finance and Administration, Neil D. Hansen, First Vice President, and Robert G. Higgins, Vice President and General Counsel, resigned, effective September 12, 1994, as officers of the General Partner. On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding (the "Levine Arbitration") against the Partnership in respect of the termination of his employment. The Partnership settled the Levine Arbitration in May 1995. See Results of Operations under this Part I, Item 2, Management's Discussion and Analysis, Part II, Item 1, Legal Proceedings, and Note 6 of Notes to
Consolidated Financial Statements for additional descriptions of the Levine Arbitration and related matters.

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

         In December 1994, the Partnership sold its interest in the Pebblecreek property. The Pebblecreek property was an unimproved site approximately 20 miles northwest of downtown Detroit, Michigan. In July 1993, the Partnership sold its interest in the Evanston Lock-Up property. See Note 3 of Notes to Consolidated Financial Statements for further information with respect to the sales of the Evanston Lock-Up property. The Partnership has no remaining mortgage loans or real properties.

         In June 1995, the Partnership sold its 1.32% beneficial interest in Partners Liquidating Trust for an aggregate cash consideration of $15,188. See Results of Operations under this Part I, Item 2, Management's Discussion and
Analysis, and Note 2 of Notes to Consolidated Financial Statements for additional descriptions of the Partnership's interest in Partners Liquidating Trust and the sale thereof.

Liquidity and Capital Resources

         Cash and cash equivalents consist of cash and short-term investments. The Partnership's cash and cash equivalents balance at June 30, 1995 and December 31, 1994 was $1,570,195 and $1,692,358, respectively. This decrease in cash and cash equivalents is due primarily to payment of the Partnership's operating expenses, including litigation expenses incurred in connection with legal proceedings affecting the Partnership in the first quarter of 1995. See
Part II, Item 1, Legal Proceedings, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters. The decrease in cash and cash equivalents is offset in part by the cash distributions received in January and February 1995 from Partners Liquidating Trust, in which the Partnership had a 1.32% beneficial interest. See Other Information under this Part I, Item 2, Management's Discussion and Analysis, and Note 2 of Notes to Consolidated Financial Statements for further details. The Partnership also earned interest income on its cash and cash equivalents.

         The Partnership's future source of liquidity is expected to be generated through interest earned on short-term investments in investment-grade securities. It is anticipated that this cash generated may be less than the Partnership's operating expenses during the remaining period of liquidation. A portion of the Partnership's cash will be used to meet any shortfall. The
General Partner believes that the Partnership's cash and cash equivalents, together with interest earned on short-term investments, will be sufficient to meet the Partnership's reasonably anticipated cash needs for the foreseeable future.

         As of June 30, 1995, the General Partner has a deficit capital balance in the Partnership of $301,933. It is currently anticipated that the Partnership will be unable to recover this deficit upon liquidation due to the financial limitations of the General Partner. The Partnership has no obligation to cover this deficit on behalf of the General Partner.

         On March 31, 1992, the Partnership and other creditors of VMS and certain other parties executed the Creditor Repayment Agreement with various VMS entities. The Creditor Repayment Agreement, as amended by four subsequent amendments thereto, provided for the attempted sale by various VMS entities of their assets in an orderly manner and the distribution of the net proceeds of such sales to the Partnership and such other creditors. On November 18, 1993, the Partnership, such other creditors and parties and various VMS entities executed the fifth amendment to the Creditor Repayment Agreement and the Partnership received a distribution of cash equal to $176,041. The Partnership also received a 1.32% beneficial interest in Partners Liquidating Trust, which held additional cash and other assets. In December 1994, the Partnership accrued $75,227 in distributions from Partners Liquidating Trust. Such amount was recorded by the Partnership in 1994 as a recovery of losses on loans, notes and interest receivable, and the distribution thereof was received in January 1995. Since December 31, 1994, the Partnership accrued $102,420 in distributions from Partners Liquidating Trust, which amounts were received in February 1995. In order to complete the liquidation of the Partnership, the General Partner sold the Partnership's beneficial interest in this trust in June 1995 for an aggregate cash consideration of $15,188. See Other Information under this Part I, Item 2, Management's Discussion and Analysis, and Note 2 of Notes to Consolidated Financial Statements for additional descriptions of the Partnership's interest in Partners Liquidating Trust and the sale thereof.

         The Partnership's ultimate return of cash to its unitholders is dependent upon, among other things, the Partnership's ability to control its operating and liquidating expenses.

Results of Operations

         Total income for the three months ended June 30, 1995 decreased to $23,105 from $23,232 for the three months ended June

30, 1994. This moderate decrease in total income was due primarily to a decrease in the average amount of cash and cash equivalents held for investment by the Partnership.

         Total expenses for the three months ended June 30, 1995 decreased to $125,927 from $126,797 for the three months ended June 30, 1994. The moderate decrease in total expenses for the second quarter of 1995 when compared to the second quarter of 1994 was due principally to the recovery of $15,188 recorded on provision for losses on loans, notes and interest receivable in connection with the sale of the Partnership's beneficial interest in Partners Liquidating Trust in June 1995.

         Other expenses increased by $14,318 for the second quarter of 1995 from the second quarter of 1994. This increase was due primarily to the increase in other professional fees to $44,848 for the second quarter of 1995 from $6,317 for the second quarter of 1994 principally relating to the Levine Arbitration and the BMC Lawsuit, see Part II, Item 1, Legal Proceedings, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters and the shifting of some general and administrative expenses to outside professional firms; and to an increase in unitholder expenses to $12,600 for the second quarter of 1995 from ($3,416) for the second quarter of 1994, principally relating to the cost of partnership tax return services and the preparation and distribution of the Partnership's annual report to Unitholders. These increases were partially offset by decreases in directors' fees, expenses and insurance and general and administrative expenses. Directors' fees, expenses and insurance declined in the amount of $4,823. General and administrative expenses declined in the amount of $35,406. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. The decrease in general and administrative expenses to $37,110 in the second quarter of 1995 from $72,516 in the second quarter of 1994 reflects continued efforts by the General Partner to control such expenses and the shifting of some general and administrative expenses to outside professional firms.

         During the three months ended June 30, 1994, the Partnership recorded a net loss of $32,487 in connection with the disposition of the Pebblecreek property. This loss represented a revision of the General Partner's estimate of the gain recorded during the first quarter of 1994. There was no similar loss recorded during the three months ended June 30, 1995.

         These changes resulted in a decrease in the net loss for the three months ended June 30, 1995 to $102,822 ($0.013 per unit) from $136,052 ($0.018 per unit) for the three months ended June 30, 1994.

         Total income for the six months ended June 30, 1995 increased to $37,928 from $28,077 for the six months ended June 30, 1994. This increase was due primarily to an increase in the average amount of cash and cash equivalents held for investment by the Partnership.

         Total expenses for the six months ended June 30, 1995 increased to $260,170 from $249,375 for the six months ended June 30, 1994. This increase was due principally to costs of litigation incurred by the Partnership, including settlement costs, in connection with the Levine Arbitration and the BMC Lawsuit. These costs were partially offset by a recovery of losses on loans, notes and interest receivable. During the six months ended June 30, 1995, the Partnership recorded a $102,420 recovery of losses on loans, notes and interest receivable as a result of the $102,420 cash distributions to the Partnership from Partners Liquidating Trust accrued and received in February 1995. There was no similar recovery during the six months ended June 30, 1994. During the six months ended June 30, 1995, the Partnership also recorded a recovery of $15,188 on provision for losses on loans, notes and interest receivable in connection with the sale of the Partnership's beneficial interest in Partners Liquidating Trust in June 1995. There was no similar recovery during the six months ended June 30, 1994. The Partnership recovered in January 1994 certain expenses in the amount of $69,602 previously paid into escrow in connection with the class action settlement of the litigation captioned In re VMS Securities Litigation. There was no similar recovery during the six months ended June 30, 1995.

         Other expenses increased by $58,801 for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. This increase was due primarily to the increases in other professional fees to $128,776 for the six months ended June 30, 1995 from $24,240 for the six months ended June 30, 1994 due principally to the Levine Arbitration and the BMC Lawsuit and the shifting of some general and administrative expenses to outside professionals; and the recording of provisions aggregating $45,048 for arbitration and litigation with related parties relating to the Levine Arbitration and the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the Levine Arbitration, the BMC Lawsuit and related matters. These increases were partially offset by decreases in unitholder expenses, directors' fees, expenses and insurance, and general and administrative expenses. Unitholder expenses declined in the amount of $21,905. Directors' fees, expenses and insurance declined in the amount of $23,471. General and administrative expenses declined in the amount of $45,407. Unitholder expenses decreased reflecting continuing efforts by the General Partner to control such expenses and the shifting of some costs associated with unitholder services from BMC to outside professional firms. The decrease in directors' fees, expenses and insurance is attributable to a decrease in the premium for director's and officer's insurance and continued cost control efforts by the General Partner. The decrease in general and administrative expenses to $80,084 for the six months ended June 30, 1995 from $125,491 for the six months ended June 30, 1994 reflects continued efforts by the General Partner to control such expenses and the shifting of some general and administrative expenses to outside professional firms.

         During the six months ended June 30, 1994, the Partnership recorded a net gain of $11,265 in connection with the disposition of the Evanston Lock-Up property. See Note 3 of Notes to Consolidated Financial Statements. There was no similar gain recorded during the six months ended June 30, 1995.

         These changes resulted in an increase in the net loss for the six months ended June 30, 1995 to $222,242 ($0.029 per unit) from $210,033 ($0.028 per unit) for the six months ended June 30, 1994.

Other Information

     On October 4, 1993, the outstanding capital stock (the "Stock") of the General Partner was transferred to Banyan Mortgage Investors Holding Corp. ("Holding Corp.") pursuant to the terms of the class action settlement entered into by the Partnership on September 25, 1991. Under the terms of the settlement, VMS Realty, Inc., the prior owner of the Stock, agreed to transfer the Stock to an entity designated by the Partnership in return for certain releases. Holding Corp. is an Illinois corporation owned solely by Mr. Leonard
G. Levine, the former President of the General Partner. Mr. Levine is also the sole director of Holding Corp. and President of BMC. Mr. Levine was involved in the Levine Arbitration and BMC and Mr. Levine are currently involved in the BMC Lawsuit. See Part II, Item 1, Legal Proceedings, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the Levine Arbitration and the BMC Lawsuit. Holding Corp. has transferred the Stock to a ten-year irrevocable voting trust, the trustees of which are the three directors of the General Partner. Pursuant to the terms of the voting trust agreement between Holding Corp. and the trustees of the voting trust, the trustees are required to vote the Stock in the best interest of the unitholders of the Partnership. In conjunction with the transfer of the Stock, the name of the General Partner was changed from VMS Mortgage Investors, Inc. to Banyan Mortgage Investors, Inc. In June 1995, the name of the General Partner was changed to VMLPZ Mortgage Investors, Inc.

         On November 18, 1993, the Partnership and other parties executed the fifth amendment to the Creditor Repayment Agreement and the Partnership received a 1.32% beneficial interest in Partners Liquidating Trust. The Partnership sold its interest in Partners Liquidating Trust for $15,188 in June 1995. See Note 2 of Notes to Consolidated Financial Statements for additional descriptions of the Partnership's interest in Partners Liquidating Trust and the disposition thereof.

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

         On or about October 31, 1994, Mr. Levine initiated an arbitration proceeding (the "Levine Arbitration") against the Partnership before the American Arbitration Association. Mr. Levine claimed $107,359, plus interest and attorneys' fees, under the Second Amended and Restated Employment Agreement, dated as of December 31, 1992, between Mr. Levine and the Partnership on account of the termination of his employment. The Partnership contested Mr. Levine's claims and, in addition, asserted certain claims against Mr. Levine in the BMC Lawsuit. After extensive negotiations, the Partnership agreed to settle the Levine Arbitration. As a result, on May 31, 1995 a consent award was entered in the Levine Arbitration providing for a gross severance payment of $67,500 from the Partnership in full settlement of Mr. Levine's claims. See Part I, Item 2, Management's Discussion and Analysis, and Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the Levine Arbitration and related matters.

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

         When these demands proved unsuccessful, the Partnership together with VMTGZ Mortgage Investors L.P. II (formerly known as Banyan Mortgage Investors L.P. II) commenced litigation (the "BMC Lawsuit") on November 9, 1994 against BMC and Leonard G. Levine. In the BMC Lawsuit, the Partnership sought to recover possession of its funds, books and records which were under BMC's and Mr. Levine's control. The Partnership also sought money damages and other relief. On November 22, 1994, the court ordered BMC to make the books and records of the Partnership available for copying by the Partnership. In addition, the court ordered Mr. Levine not to interfere with the Partnership's copying of its books and records.

         BMC answered the complaint in the BMC Lawsuit on November 22, 1994 and denied certain of the material allegations therein and asserted certain defenses. Mr. Levine answered the complaint on or about January 25, 1995 and also denied certain of the material allegations therein and asserted certain additional defenses. On December 1, 1994 BMC filed a counterclaim against the Partnership. In its counterclaim, BMC sought to recover $65,000 in contract termination fees from the Partnership under the BMC Services Agreement and for an order requiring the Partnership to transfer the capital stock of BMC owned by the Partnership to BMC. The Partnership denied the material allegations of BMC's counterclaim and asserted certain additional defenses. The General Partner has conducted settlement negotiations in the BMC Lawsuit. However, the General Partner is unable to predict the ultimate outcome of the BMC Lawsuit at this time. The Partnership recorded a provision for arbitration and litigation with related parties in the amount of $7,548 in connection with the BMC Lawsuit. At June 30, 1995, the Partnership has established a reserve in the aggregate amount of $7,548 for the BMC Lawsuit, which reserve is included in accounts payable and accrued expenses. See Part I, Item 2, Management's Discussion and Analysis, and
Note 6 of Notes to Consolidated Financial Statements for additional descriptions of the BMC Lawsuit and related matters.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this Report:

         Exhibit 27.1     Financial Data Schedule (EDGAR Filer)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES

     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VMLPZ MORTGAGE INVESTORS L.P.

By:      VMLPZ Mortgage Investors, Inc.
         its General Partner


               By: /s/ Philip H. Brady, Jr.              Date: August 10, 1995
         ---------------------------------
         Philip H. Brady, Jr. Acting
         President and Acting Chief
         Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.                                                         Page No.


27.1              Financial Data Schedule (EDGAR Filer)               23